Form 10QSB
period 2001-12-31
BIG SKY INDUSTRIES IX INC
filed 2003-05-28
CIK 1121833

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended December 31, 2001
                                       -----------------

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 18, 2003, 1,050,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                       BIG SKY INDUSTRIES IX, INC.
                     (A Development Stage Company)

                              FORM 10-QSB
                           December 31, 2001


INDEX                                                               Page
                                                                   Number


                     PART 1- FINANCIAL INFORMATION

Item 1 -   Financial Statements

      Balance Sheets as of December 30, 2001 (unaudited) and as of
      September 30, 2001                                               2

      Statements of Loss and Accumulated Deficit During The
      Development Stage for the three months ended December 31,
      2001and 2000 (unaudited)                                         3

      Statements of Cash Flows During The Development Stage for
      the three months ended December 31, 2001 and 2000
      (unaudited)                                                      4

      Notes to Financial Statements (unaudited)                        5

Item 2 -   Management's Discussion and Analysis or Plan of
           Operation                                                   5

                      PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                           7

Item 2 -   Changes in Securities                                       7

Item 3 -   Defaults upon Senior Securities                             7

Item 4 -   Submission of Matters to a Vote of Security Holders         7

Item 5 -   Other Information                                           7

Item 6 -   Exhibits and Reports on Form 8-K                            7

                    PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       BIG SKY INDUSTRIES IX, INC.
                     (A Development Stage Company)

                           BALANCE SHEETS


                                                        December 31,    September 30,
                                                           2001            2001
                                                        (unaudited)
                                                        ------------    -------------

ASSETS

        Cash                                            $        113    $         158
                                                        ------------    -------------
TOTAL ASSETS                                            $        113    $         158
                                                        ============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

	LIABILITIES

        Accrued expenses                                $      5,130    $       5,000
                                                        ------------    -------------
TOTAL LIABILITIES                                              5,130            5,000
                                                        ------------    -------------

STOCKHOLDERS' DEFICIT

        Preferred stock, no par value; 5,000,000
          shares authorized, none outstanding
        Common stock, $.001 par value, 50,000,000
          shares authorized 1,050,000 shares issued
          and outstanding                                      1,050            1,050
        Additional paid-in capital                               165              165
        Deficit accumulated during the development
          stage                                               (6,232)          (6,057)
                                                        ------------    -------------
TOTAL STOCKHOLDERS' DEFICIT                                   (5,017)          (4,842)
                                                        ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $        113    $         158
                                                        ============    =============




  The accompanying notes are an integral part of these financial statements.

                       BIG SKY INDUSTRIES IX, INC.
                     (A Development Stage Company)

  STATEMENT OF LOSS AND ACCUMULATED DEFFICIT DURING THE DEVELOPMENT STAGE
                               (Unaudited)

                                                         Three Months Ended        Cumulative
                                                            December 31,             During
                                                                                   Development
                                                           2001         2000          Stage
                                                        ----------   ----------    -----------

Revenues                                                $        -   $        -    $       -

General and administrative expenses                            175          395        6,232
                                                        ----------   ----------    ---------
Operating loss                                                (175)        (395)      (6,232)

Provision for income taxes                                       -            -            -
                                                        ----------   ----------    ---------
Net loss                                                $     (175)  $     (395)   $  (6,232)
                                                        ==========   ==========    =========

Basic and diluted loss per share                        $   (0.000)  $   (0.000)   $  (0.006)
                                                        ==========   ==========    =========

Weighted average number of common
	shares outstanding
                (basic and diluted)                      1,050,000    1,050,000    1,050,000
                                                        ==========   ==========    =========







  The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES IX, INC.
                         (A Development Stage Company)

                STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE
                                    (Unaudited)

                                                         Three Months Ended        Cumulative
                                                            December 31,             During
                                                                                   Development
                                                           2001         2000          Stage
                                                        ----------   ----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net loss                                        $     (175)  $     (395)   $  (6,232)

        Adjustments to reconcile net loss to net cash used by operating activities:

        Common stock exchanged for services                      -            0           50
        Increase in accrued liabilities                        130         (267)       5,130
                                                        ----------   ----------    ---------
NET CASH USED BY OPERATING ACTIVITIES                   $      (45)  $     (662)   $  (1,052)
                                                        ----------   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Sale of common stock                                     -            -        1,000
        Contribution of capital by shareholders                  -            -          165
                                                        ----------   ----------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        -            -        1,165
                                                        ----------   ----------    ---------

NET INCREASE (DECREASE) IN CASH                                (45)        (662)         113

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                     158          955            -
                                                        ----------   ----------    ---------
CASH AND EQUIVALENTS - END OF PERIOD                    $      113   $      293    $     113
                                                        ==========   ==========    =========

SUPPLEMENTAL DISCLOSURES:

        Cash paid during the period for interest        $        -   $        -    $       -
                                                        ==========   ==========    =========
        Cash paid during the period for income taxes    $        -   $        -    $       -
                                                        ==========   ==========    =========




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

      The following is qualified by reference to, and should be read in conjunction with the Company's financial statements, and notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation"; our significant accounting policies are disclosed in Note 1 to our financial statements included on our Annual Report on Form 10-KSB for the year ended September 30, 2001 filed with the Securities and Exchange Commission.

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

      We do not have significant cash or other material assets, nor do we have an established source of revenue needed to cover the costs of normal operations, which would allow us to continue as a going concern. These financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us raising new capital through advances from current shareholders and issuing equity securities to complete a Business Combination transaction with a Target Business. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholder and founder, Ramon Chimelis, will advance funds as needed. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a Business Combination with a Target Business.

      Since inception, we have received a cash infusion of $1,165. With the exception of certain other professional fees and costs related to a Business Combination, we expect that we will incur minimal operating costs and, as indicated above, our principal shareholder and founder will advance funds, as needed, to meet our cash requirements during the next twelve months. It is likely, however, that a Business Combination might not occur during the next twelve months; and in the event that our principal shareholder does not advance adequate funds to support normal operations and we deplete our present cash reserves prior to completing a Business Combination transaction with a Target Business, we may cease operations and a Business Combination may not occur.

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

     None


Item 5 - Other Information

     None


Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits.

           None

     (b)   Reports on form 8-k

           No reports on Form 8-K were filed during the quarter ending December 31, 2001.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2003                  Big Sky Industries IX, Inc.



                                    /s/ Ramon Chimelis
                                    ------------------------------
                                    Ramon Chimelis
                                    President