Form 10QSB
period 2002-06-30
BIG SKY INDUSTRIES IX INC
filed 2003-06-04
CIK 1121833

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

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

                211 Shellpoint West, Maitland, Florida 32751
       ---------------------------------------------------------------
               (Address of principal executive offices)

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

                              FORM 10-QSB
                             June 30, 2002
INDEX                                                       Page Number

                       PART 1- FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets as of June 30, 2002 (unaudited) and as of
         September 30, 2001                                               2

         Statements of Loss and Accumulated Deficit During The
         Development Stage for the three and nine months ended
         June 30, 2002 and 2001 (unaudited)                               3

         Statements of Cash Flows During The Development Stage for
         the nine months ended June 30, 2002 and 2001 (unaudited)         4

         Notes to Financial Statements (unaudited)                        5

Item 2 - Management's Discussion and Analysis or Plan of Operation        5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                7

Item 2 - Changes in Securities                                            7

Item 3 - Defaults upon Senior Securities                                  7

Item 4 - Submission of Matters to a Vote of Security Holders              7

Item 5 - Other Information                                                7

Item 6 - Exhibits and Reports on Form 8-K                                 7

                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         BIG SKY INDUSTRIES IX, INC.

                        (A Development Stage Company)

                              BALANCE SHEETS



                                                                        June          September 30,
                                                                        2002              2001
                                                                     -----------    ---------------
                                                                     (unaudited)

ASSETS

  Cash                                                               $       23      $      158
                                                                     ----------      ----------

TOTAL ASSETS                                                         $       23      $      158
                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  LIABILITIES

  Accrued expenses                                                   $    5,390      $    5,000
                                                                     ----------      ----------

TOTAL LIABILITIES                                                         5,390           5,000
                                                                     ----------      ----------
STOCKHOLDERS' DEFICIT

  Preferred stock, no par value; 5,000,000 shares authorized, none outstanding
  Common stock, $.001 par value, 50,000,000 shares authorized
    1,050,000 shares issued and outstanding                               1,050           1,050
        Additional paid-in capital                                          165             165
        Deficit accumulated during the development stage                 (6,582)         (6,057)
                                                                     ----------      ----------

TOTAL STOCKHOLDERS' DEFICIT                                              (5,367)         (4,842)
                                                                     ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $       23      $      158
                                                                     ==========      ==========


The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES IX, INC.
                        (A Development Stage Company)
    STATEMENT OF LOSS AND ACCUMULATED DEFFICIT DURING THE DEVELOPMENT STAGE
                                (Unaudited)

                                           Three Months Ended          Nine Months Ended          Cumulative
                                                June 30,                   June 30,                 During
                                       --------------------------   ------------------------      Development
                                           2002          2001          2002         2001            Stage
                                       ------------  ------------   -----------  -----------      -----------

Revenues                                $         -   $         -    $        -   $        -       $        -

General and administrative expenses             175           395           525         1185            6,582
                                        -----------   -----------    ----------   ----------       ----------

Operating loss                                 (175)         (395)         (525)      (1,185)          (6,582)

Provision for income taxes                        -             -             -            -                -
                                        -----------   -----------    ----------   ----------       ----------

Net loss                                $      (175)  $      (395)   $     (525)  $   (1,185)      $   (6,582)
                                        ===========   ===========    ==========   ==========       ==========

Basic and diluted loss per share        $    (0.000)  $    (0.000)   $   (0.001)  $   (0.001)      $   (0.006)
                                        ===========   ===========    ==========   ==========       ==========
Weighted average number of common
  shares outstanding
  (basic and diluted)                     1,050,000     1,050,000     1,050,000    1,050,000        1,050,000
                                        ===========   ===========    ==========   ==========       ==========




The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES IX, INC.
                         (A Development Stage Company)
           STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE
                              (Unaudited)


                                                      Nine Months Ended           Cumulative
                                                          June 30,                  During
                                                  -------------------------      Development
                                                      2002         2001             Stage
                                                  ------------  -----------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $    (175)    $  (1,185)        $  (6,582)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Common stock exchanged for services                     -             0                50
  Increase in accrued liabilities
                                                        130           434             5,390
                                                  ---------     ---------         ---------

NET CASH USED BY OPERATING ACTIVITIES             $     (45)    $    (751)        $  (1,142)
                                                  ---------     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of common stock                                    -             -             1,000
  Contribution of capital by shareholders                 -             -               165
                                                  ---------     ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 -             -             1,165
                                                  ---------     ---------         ---------

NET INCREASE (DECREASE) IN CASH                        (45)          (751)               23

CASH AND EQUIVALENTS - BEGINNING OF PERIOD              68            955                 -
                                                  ---------     ---------         ---------
CASH AND EQUIVALENTS - END OF PERIOD              $     23      $     204         $      23
                                                  =========     =========         =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest        $      -      $       -         $       -
                                                  =========     =========         =========
  Cash paid during the period for income taxes    $      -      $       -         $       -
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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               99.1 Certification of Ramon Chimelis, President

         (b)   Reports on form 8-k

               No reports on Form 8-K were filed during the quarter ending June 30, 2002.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2003                  Big Sky Industries IX, Inc.



                                    /s/ Ramon Chimels
                                    -----------------------------------
                                    Ramon Chimelis
                                    President